Form 10-K
period 1997-12-31
FINANCIAL ASSET SECURITIES CORP CITYSCAPE HM EQ LN TR 1996-4
filed 1998-01-30
CIK 1045016

SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549

                                   Form 10-K

 Annual report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 (Fee Required) For fiscal year ended 12/31/1997

                     Commission file number: 333-21071-12

                Cityscape Home Equity Loan Trust
    (AS DEPOSITOR UNDER THE TRUST AGREEMENT DATED AS OF DECEMBER 9, 1996,
        PROVIDING FOR THE ISSUANCE OF TRUST CERTIFICATES SERIES 1996-4
------------------------------------------------------------------------------

            (Exact name of registrant as specified in its charter)

                 Delaware                           41-1864716
                 --------                           ----------
         (State or Other Jurisdiction           (I.R.S. Employer
            of Incorporation                 Identification Number)

                      	600 Steamboat Road
                     Greenwich, Connecticut  06830
                      ----------------------------------
                       (Address of Principal (Zip Code)
                        Executive Offices)           `

                 Registrant's telephone number:(203) 625-2700

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                                     None

Indicate whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            _X_ YES         ___ no



Item 1. Business:

       Not applicable


Item 2. Properties:

       Not applicable


Item 3. Legal Proceedings:

       None


Item 4. Submission of Matters to a Vote of Security-Holders

       None


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

       To the best knowledge of the registrant there is no established public trading market for the certificates.

       There are approximately 22 holders of record as of the end of the reporting year.


Item 6.Selected Financial Data

       Not applicable


Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations

       Not applicable


Item 8. Financial Statements and Supplementary Data

       Not applicable


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

       None


Item 10.    Directors and Executive Officers of the Registrant

       Not applicable


Item 11.    Executive Compensation

       Not applicable


Item 12.    Security Ownership of Certain Beneficial Owners and Management

       Not applicable


Item 13.    Certain Relationships and Related Transactions

       Not applicable


Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

       The company filed on Form 8-K, separately for each distribution date, the distribution of funds related to the trust for each distribution date in 1997 beginning with the January 1997 through December 1997.


Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: 01/30/98

Financial Asset Securities Corp by U.S. Bank National Association fka First Trust National Association, as Trustee for Cityscape Home Equity Loan Trust 1996-4, Home Equity Pass-Through Certificates.

By:    /s/ Lynn Steiner
   --------------------------------------
Name:    Lynn Steiner
Title:   Vice President
Company: U.S. Bank National Association fka First Trust National Association